Form 10-K
period 2011-12-31
Entergy Texas Restoration Funding, LLC
filed 2012-03-29
CIK 1471728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Item 1122.  Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123  Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2012.

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