Form 10-K
period 2016-12-31
Entergy Texas Restoration Funding, LLC
filed 2017-03-29
CIK 1471728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number of issuing entity: 333-161911-01 ENTERGY TEXAS RESTORATION FUNDING, LLC (Exact name of issuing entity as specified in its charter)
ENTERGY TEXAS, INC.
(Exact name of depositor and sponsor as specified in its charter)
Commission File Number of depositor: 000-53134

Delaware	27-0727900
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Capital Center 919 Congress Avenue, Suite 840-C Austin, Texas 78701
(Address of principal executive offices of issuing entity)

Registrant's telephone number, including area code: (512) 487-3982

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:   None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Not applicable.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Omitted pursuant to General Instruction J of Form 10-K.

Item 11.   Executive Compensation.

Omitted pursuant to General Instruction J of Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to General Instruction J of Form 10-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to General Instruction J of Form 10-K.

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

4.2     Form of Transition Bonds (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to exhibit 4.1 included as an exhibit to the Issuing Entity’s Report on Form 8-K dated November 10, 2009).

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

(b)    See Item 15(a)(3).
(c)    Not applicable.

Item 16. Form 10-K Summary.

None.

Substitute Information Provided in Accordance with General Instruction J to Form 10-K:

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

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2017.

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