Form 10-K
period 2018-12-31
Entergy Texas Restoration Funding, LLC
filed 2019-03-28
CIK 1471728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

              [X] Yes                [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer  [  ]  Accelerated filer [ ]  Non-accelerated filer [X] Smaller reporting company [ ]

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

Item 10.   Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction J of Form 10-K.

Item 11.   Executive Compensation.

Omitted pursuant to General Instruction J of Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to General Instruction J of Form 10-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to General Instruction J of Form 10-K.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
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

Item 1122. Compliance with Applicable Servicing Criteria.

See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.

See Exhibit 35.1 under Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2019.

ENTERGY TEXAS RESTORATION FUNDING, LLC
(Issuing Entity)
By: Entergy Texas, Inc., as servicer

By:/s/ Steven C. McNeal
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